Form 10-Q
period 2016-03-31
ANDES 8 INC.
filed 2016-05-11
CIK 1650204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2016, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

(Unaudited)

Contents

Financial Statements	PAGE

Balance Sheet as of March 31, 2016 (Unaudited) and December 31, 2015 (Audited)	5

Condensed Statements of Operations for the three month period Ended March 31, 2016, and for the cumulative period from inception (July 27, 2015) to March 31, 2016	6

Condensed Statements of Cash Flows for the three month period Ended March 31, 2016, and for the cumulative period from inception (July 27, 2015) to March 31, 2016	7

Notes to Unaudited Condensed Financial Statements	8

ANDES 8 Inc.
Condensed Balance Sheet

(Unaudited)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$ -	$ -

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 2,250	$ 1,626
Total current liabilities	2,250	1,626

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000
shares authorized; 10,000,000 shares issued
and outstanding as of March 31, 2016 and December 31, 2015 respectively)	1,000	1,000
Additional paid-in capital	2,300	1,250
Deficit	(5,550)	(3,876)
Total stockholders' deficit	(2,250)	(1,626)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 8 Inc.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2016 (unaudited)	July 27, 2015 (inception) through March 31, 2016 (unaudited)

Revenue	$ -	$ -

Operating expenses:
General and administrative	1,674	5,550
Total operating expenses	1,674	5,550

Net loss	$ (1,674)	$ (5,550)

Basic loss per common share	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 8 Inc.
Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2016 (unaudited)	July 27, 2015 (inception) through March 31, 2016 (unaudited)

Cash flows from operating activities:
Net loss	$ (1,674)	$ (5,550)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party		1,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	624	2,250
Net cash used in operating activities	(1,050)	(2,300)

Cash flow from financing activities
Contributions from related party	1,050	2,300
Total cash receipts from financing	$ 1,050	$ 2,300

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 8 Inc.

Notes to Condensed Financial Statements

For the Period from July 27, 2015 (inception) to March 31, 2016 (Unaudited)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated deficit of $5,550 as of March 31, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.      STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2016 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2016, 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on July 27, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company for the period ended March 31, 2016, which is recorded as additional paid-in capital.

5.	COMMITMENT

There is no commitment or contingency to disclose during the period ended March 31, 2016.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 7, 2016, which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

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

Results of Operations

Three Months Ended March 31, 2016

Revenues

For the three months ended March 31, 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $1,674 for the period ended March 31, 2016.

Net Loss

Our net loss for the period ended March 31, 2016 was $1,674.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2016, we had cash of $0 and total liabilities of $2,250. Our cash flows from operating activities for the three months ended March 31, 2016 resulted in cash used of $0. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the three months ended March 31, 2016 was $0. The Company has a working capital deficiency of $2,250 and a shareholders’ deficit of $5,550 at March 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 11, 2016

