Form 10-Q
period 2016-09-30
ANDES 8 INC.
filed 2016-11-21
CIK 1650204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number: 000-55492

Andes 8, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4694442
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

Room 01, 25/F, Kerry CenterNo. 2008 Renmin South Rd Luohu District Shenzhen Guangdong People’s Republic of China	N/A
(Address of Principal Executive Offices)	(Zip Code)

+ 86-755-2218-4466

(Registrant’s Telephone Number, Including Area Code)

Kerry Center 2501-2502 South Renmin Rd.

Shenzhen Guangzhou F4 N-A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of November 21, 2016, there were 20,000,000 shares of the company’s common stock, par value $0.0001 per share, outstanding.

PART I

Item 1. Financial Statements

ANDES 8, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)	(audited)

Current Assets:

Cash	-	-

Total Current Asset	-	-

TOTAL ASSETS	-	-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	6,985	1,626
Total Current Liabilities	6,985	1,626

TOTAL LIABILITIES	6,985	1,626
Commitments and Contingencies	-	-
Stockholders’ Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized;	-	-
none issued and outstanding.)
Common stock ($0.0001 par value, 100,000,000 shares authorized;	2,000	1,000
20,000,000 and 10,000,000 shares issued and outstanding, as of September 30, 2016 and December 31, 2015 respectively)
Additional paid-in capital	19,416	1,250
Accumulated deficit	(28,401)	(3,876)
Total Stockholders’ Deficit	(6,985)	(1,626)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

ANDES 8, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$ -	$ -	$ -	$ -

Operating Expenses:

General and administrative expenses	21,986	3,079	24,525	3,079

Total operating expenses	21,986	3,079	24,525	3,079

Net loss from operations	(21,986)	(3,079)	(24,525)	(3,079)
Loss before income taxes	(21,986)	(3,079)	(24,525)	(3,079)
Provision for income taxes	-	-	-	-
	$ (21,986)	$ (3,079)	$ (24,525)	$ (3,079)
Net Loss
Basic loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	10,108,696	10,000,000	10,036,496	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

ANDES 8, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (24,525)	$ (3,079)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	5,359	1,079

Net cash used in operating activities	(19,166)	(2,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from related party	19,166	2,000
Net cash provided by financing activities	19,166	2,000

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

ANDES 8, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business. Andes 8, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2015, and has been inactive since inception. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements in our Form 10-K filed February 1, 2016.

The interim financial statements present the balance sheet, statements of operations and cash flows for the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents. Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Revenue Recognition. Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Stock-based compensation. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

 Recent Accounting Pronouncements. The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2016-18 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated deficit of $28,401 as of September 30, 2016. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	STOCKHOLDERS’ EQUITY

Preferred Stock. The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2016, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. As of September 30, 2016, 20,000,000 shares were issued and outstanding.

Upon formation of the Company on July 27, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company for the period ended June 30, 2016, which is recorded as additional paid-in capital.

Subsequently, and as previously reported on Form 8K, on September 12, 2016 the Company entered into a Subscription Agreement with Dongzhi Zhang for the purchase of 20 million shares of its restricted common stock at a price of $0.0001 per share. The sale was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. Richard Chiang, our then sole shareholder, officer and director, and the Company agreed to the redemption of 10,000,000 shares of the Company’s common stock at par value, i.e. $1,000, which had previously been issued to Mr. Chiang.

5.	COMMITMENT

There is no commitment or contingency to disclose during the period ended September 30, 2016.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 21, 2016, which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

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

Results of Operations

Nine Months Ended September 30, 2016

Revenues

For the nine months ended September 30, 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans or capital contributions from our existing sole shareholder.

Operating Expenses

General and administrative expenses were $24,525 for the period ended September 30, 2016.

Net Loss

Our net loss for the period ended September 30, 2016 was $24,525.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2016, we had cash of $0 and total liabilities of $6,985. Our cash flows from operating activities for the nine months ended September 30, 2016 resulted in cash used of $19,166. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the nine months ended September 30, 2016 was $19,166. The Company has a working capital deficiency of $6,985 and a shareholders’ deficit of $6,985 at September 30, 2016.

Over the next 12 months we expect to expend approximately $10,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our existing shareholder in order to pay expenses such as filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Operating Capital and Capital Expenditure Requirements

Our controlling shareholder expects to advance us additional funding for operating costs in order to implement our business plan on an as needed basis. As such, our operating capital is currently limited to the resources of our controlling shareholder and are subject to our shareholder’s continued willingness to provide additional loans. The loans from our controlling shareholder are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital should we be able to have our securities actively trading on a public exchange.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andes 8, Inc.

Dated: November 21, 2016	By:	/s/ Dongzhi Zhang
	Name:	Dongzhi Zhang
	Title:	Chief Executive Officer

-13-